Form 10-K
period 2002-10-20
CSFB MORTGAGE BACKED PASS THROUGH CERTS SER 2002 AR17
filed 2003-03-31
CIK 1172415

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                       FORM 10-K



                         Pursuant to Section 13 or 15(d) of the
                             Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-77054-04

Credit Suisse First Boston Mortgage Securities Corporation
(Exact name of registrant as specified in its charter)

Delaware                               13-3320910
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organization)       Identification No.)

11 Madison Avenue
New York, New York                                   10010
(Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code:                212-325-2000

CSFB Mortgage Backed Pass Through Certificates
Series 2002-AR17
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           X - Yes       No


                                    PART I

Item 1.  Business

           Not applicable.

Item 2.  Properties

           Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings

           There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
           There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters
           There is no established public trading market for the notes.

           There were less than 300 participants in the DTC system.


Item 6.  Selected Financial Data.

           Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

           Not applicable.

Item 8.  Financial Statements and Supplementary Data.

           Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and

           Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

           Not applicable.

Item 11.  Executive Compensation

           Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

           Not applicable.

Item 13.  Certain Relationships and Related Transactions.

           Not applicable.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

           (a) 1.  Not Applicable
                 2.  Not Applicable
                 3.  Exhibits
                      99.1  Annual Summary Statement
                      99.2  Annual Statement as to Compliance.
                      99.3  Annual Independent Accountants
                      99.4  Report of Management

           (b)   Reports on Form 8-K
           The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
            May 20, 2002;  June 19, 2002;  July 19, 2002;
           August 19, 2002;  September 19, 2002, October 21, 2002;
           November 19, 2002;  December 19, 2002

           (c)    See (a) 3 above

           (d)    Not Applicable



                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Washington Mutual Bank, FA
as Servicer of CSFB Mortgage Backed Pass Through Certificates Series 2002-AR17


           /s/  __ Barbara Grosse_____

           Name:   Barbara Grosse

           Company: Bank One, N.A.

	     Title:  Vice President




Date:  March 31, 2003


Sarbanes-Oxley Certification

I, ______Barbara Grosse_________________, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of CSFB Mortgage Backed Pass Through Certificates
Series 2002-AR17

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Bank One, National Association, as Trustee




Date:                    ____March 31, 2003__________

Signature:            /s/____Barbara Grosse__________

Company:                 ____Bank One, NA____________

Title:                   ____Vice President__________


                         EXHIBIT INDEX

           Exhibit NumberDescription
                    99.1 Annual Summary Statement
                    99.2 Annual Statement of Compliance
                    99.3 Report of Independent Accountants
                    99.4 Report of Management



       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2002

           CSFB Mortgage Backed Pass Through Certificates
           Series 2002-AR17

STATEMENT TO CERTIFICATEHOLDERS

DISTRIBUTION SUMMARY

Class      Beg Bal       Prin          Int
1-A-1           68810000      31549805       1590430
1-X             68810000      31549805        772183
2-A-1          304502000     148823163       8825351
2-X            304502050     148823213       1875749
C-B-1            5380000         47678        233907
C-B-2            2498000         22137        108606
C-B-3            1152000         10209         50086
C-B-4            1153000         10218         50129
C-B-5             384000          3403         16695
C-B-6             385242          3414         16749
2-R                   50            50             0

           PPIS          Prin Loss     End Bal
1-A-1                128             0      37260195
1-X                   62             0      37260195
2-A-1               4174             0     155678837
2-X                  888             0     155678837
C-B-1                 97             0       5332322
C-B-2                 45             0       2475863
C-B-3                 21             0       1141791
C-B-4                 21             0       1142782
C-B-5                  7             0        380597
C-B-6                  7             0        381828
2-R                    0             0             0



Class      Beg           Prin
1-A-1          1000.0000      458.5061
1-X            1000.0000      458.5061
2-A-1          1000.0000      488.7428
2-X            1000.0000      488.7429
C-B-1          1000.0000        8.8621
C-B-2          1000.0000        8.8621
C-B-3          1000.0000        8.8621
C-B-4          1000.0000        8.8621
C-B-5          1000.0000        8.8620
C-B-6          1000.0000        8.8621
2-R            1000.0000     1000.0000



           Int           End Bal
1-A-1            23.1134      541.4939
1-X              11.2220      541.4939
2-A-1            28.9829      511.2572
2-X               6.1601      511.2571
C-B-1            43.4770      991.1379
C-B-2            43.4771      991.1379
C-B-3            43.4770      991.1379
C-B-4            43.4770      991.1379
C-B-5            43.4770      991.1380
C-B-6            43.4770      991.1379
2-R               6.2000        0.0000

i,ii,v,ix)  Monthly Advances
                Prin          Int          Total      Unreimbursed
Grp U-1        10177         43355         53532
Grp U-2        71375        365163        436538

           iii)  Number and agg Stated Prin Bal of the Mortg Loans
           Num of Loans     End Bal         Prin       Prepayment
Grp U-1         114        39259657       558885       31010781
Grp U-2         435        164534558      2200811      146699601

iv) Servicing Fees
              Serv Fee   Add. Serv Fee
Grp U-1       141517         47172
Grp U-2       634189        211396

vi) Delinq Info for all Mortg Loans
              Grp U-1                     Grp U-2
               Count       Sched Bal       Count       Sched Bal
30-59            0             0             4          1630392
60-89            0             0             0             0
90+              0             0             1          433899

vi) Foreclosures                           Count     Outstanding Bal
                            Grp U-1          0             0
                            Grp U-2          0             0

Bankruptcies
               Count     Outstanding Bal
Grp U-1          0             0
Grp U-2          1          433899

   Number of REO Loans
               Count       Book Value
Grp U-1          0             0
Grp U-2          0             0

x) Tax on prohibited transactions (Section 860F of the Code)
           Provided on the Trust Tax Return

xiii)  Num. and agg. Stated Prin. Bal. of Subs. and Purchases
                         Grp U-1       Grp U-2
Number
of Subs.                             0             0

Prin Bal
of Subs                              0             0

Number
of Purchases                         0             0

Purchase Price                       0             0

xi,xiv) Cum Int Shortfalls
                         Class 1-A-1               0
                         Class 1-X                 0
                         Class 2-A-1               0
                         Class 2-X                 0
                         Class C-B-1               0
                         Class C-B-2               0
                         Class C-B-3               0
                         Class C-B-4               0
                         Class C-B-5               0
                         Class C-B-6               0
                         Class 2-R                 0
                         Total                     0

xv)   Realized Losses:
              Current      Cumulative  Prior 3 Years
Grp U-1          0             0             0
Grp U-2          0             0             0

            Gross Coupon   Net Coupon   Gross Margin   Net Margin
Grp U-1       7.0032%       6.5032%       2.8828%       2.5078%
Grp U-2       7.0801%       6.5801%       2.9064%       2.5314%




Class      Orig Face Val Beg           Prin          Rate
Class W         23715875      23715875      19448351        9.1560%




Class           Int           PPIS          Loss     Int Shortfall      End
Class W           433140             9             0             0       4267524



Class          Cusip          Beg           Prin          Int           End
Class W         N/A        1000.0000     820.0562       18.2637      179.9438
           **Reimbursement Information not provided by Servicer**
i,ii,v,ix)  Monthly Advan     Prin          Int           Tot          Unreim
           Class W Loans     5569          28316         33884

           iii)  Num and agg Prin Bal of the Mortg Loans
           Num of Loans     End Bal         Prin       Prepayment
Class W Fix      4          1283348        62584       19385767
Class W Adj      9          4539160

iv) Serv Fee                                                 22327
     Add Serv Fee                                             6249

                 vi) Delinq Info for all Mortg Loans
                             Count        Balance
30-59                          2          988815
60-89                          1          1435067
90+                            1          262058

vi) Foreclosures                        Bankruptcies
               Count        Out Bal        Count        Out Bal
Class W Loan     1          262058           1          234621

vii) Num of REOs
               Count       Book Value
Class W Loan     0             0

x) Tax on prohibited transactions (Section 860F of the Code)
                         Provided on the Trust Tax Return
xiii)  Num. and agg. Stated Prin. Bal. of Subs. and Purchases

               Number       Prin Bal       Number
              of Subs.      of Subs     of Purchases Purchase Price
Class W Loan     0             0             0             0

xi,xiv) Cum Int Shortfalls
Class W          0
xv)   Realized Losses:
              Current      Cumulative  Prior 3 Years
Class W Loan     0             0             0

            Gross Coupon   Net Coupon   Gross Margin   Net Margin
Class W Fix   7.0467%       6.7967%         ^N/A          ^N/A
Class W Adj   7.1903%       6.6903%       2.8750%       2.5000%



Class      Orig Face Val      Beg           Prin          Rate          Int
Class V      391384576     391384576     130064881          6.7082%  15690676



Class           PPIS          Loss     Int Shortfall      End
Class V        3643            0             0         261319695




Class          Cusip          Beg           Prin          Int           End
Class V         N/A        1000.0000     332.3199       40.0902      667.6801

           **Reimbursement Information not provided by Servicer**
i,ii,v,ix)  Monthly Advan     Prin          Int           Tot          Unreim
           Class V Loans    159797        740434        900231

iii)  Num and agg Prin Bal of the Mortg Loans
           Num of Loans     End Bal         Prin       Prepayment
Class V Loan    754        261319695      3145350      126899402


iv) Serv Fee                                  583469

vi) Delinq Info for all Mortg Loans
                             Count        Balance
30-59                          7          2488587
60-89                          1          253067
90+                            1          444410


vi)Foreclosures                        Bankruptcies
               Count        Out Bal        Count        Out Bal
Class V Loan     0             0             2          526348


Num of REOs

               Count       Book Value
Class V Loan     0             0

x) Tax on prohibited transactions (Section 860F of the Code)
                                       Provided on the Trust Tax Return
xiii)  Num. and agg. Stated Prin. Bal. of Subs. and Purchases

               Number       Prin Bal       Number
              of Subs.      of Subs     of Purchases Purchase Price
Class V Loan     0             0             0             0

xi,xiv) Cum Int Shortfalls
Class V                              0

xv)   Realized Losses:      Current      Cumulative  Prior 3 Years
Class V Loans                  0             0             0

            Gross Coupon   Net Coupon   Gross Margin   Net Margin
Class V Loan  6.9635%       6.7135%       0.0000%       0.0000%






EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance


OFFICER'S CERTIFICATE
ANNUAL STATEMENT OF COMPLIANCE

	Reference is hereby made to Credit Suisse First Boston Mortgage Securities Corp. Mortgage-Backed Pass-Through Certificates, Series 2002-AR17 (the "Securitization"). Washington Mutual Bank, FA
(the "Servicer") services the mortgage loans in connection with the Securitization (the "Mortgage Loans") pursuant to the terms of the certain Third Amended and Restated Pooling and Servicing Agreement dated as of May 1, 2002 (the "Servicing Agreement") by and among Credit Suisse First Boston Mortgage Securities Corp., as depositor, the Servicer, as seller and servicer, and Bank One, National Association, as trustee (the "Trustee"). Capitalized terms used herein but not defined shall have the meanings assigned to them in the Servicing Agreement.

	I, Anthony T. Meola, an authorized officer of the Servicer, certify pursuant to Section 3.19 of the Servicing Agreement with respect to the calendar year immediately preceding the date of this Officer's Certificate (the "Relevant Year"), as follows:

1. A review of the activities of the Servicer during the Relevant Year and of its performance under the Servicing Agreement has been made under my supervision; and

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout the Relevant Year.

3. The Servicer does not utilize sub-servicers in the servicing of the Mortgage Loans.

DATED as of March 31, 2003

						/s/	Anthony T. Meola

						Name:	Anthony T. Meola
						Title: Executive Vice President







       EXHIBIT 99.3 -- Report of Independent Auditors

Deloitte
& Touche

INDEPENDENT ACCOUNTANTS' REPORT ON
COMPLIANCE WITH UNIFORM SINGLE ATTESTATION
PROGRAM FOR MORTGAGE BANKERS

Board of Directors
Washington Mutual, Inc.

We have examined management's assertion about Washington Mutual, Inc. and subsidiaries'(the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended
December 31, 2002, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002, is fairly stated, in all material respects.

/s/	Deloitte & Touche LLP

February 18, 2003


Deloitte
Touche
Tohmatsu


	EXHIBIT 99.4 -- Report of Management

	Washington Mutual

As of and for the year ended December 31, 2002, Washington Mutual, Inc and subsidiaries (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.
As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.


/s/	Craig S. Davis
	Craig S. Davis
	President
	Home Loans & Insurance Services Group


/s/	Anthony T. Meola
	Executive Vice President
	Home Loans & Insurance Services Group

	February 18, 2003